Form 10-K
period 2006-03-31
NISSAN WHOLESALE RECEIVABLES CORP II; NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2006-06-28
CIK 1236416, 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

Commission file numbers 333-105666 and 333-105666-01
NISSAN MASTER OWNER TRUST RECEIVABLES
(Issuer with respect to the Securities)

NISSAN WHOLESALE RECEIVABLES CORPORATION II
(Originator of the trust described herein)
(Exact name of registrant as specified in its charter)

DELAWARE	Nissan Master Owner Trust Receivables 51-6538952 Nissan Wholesale Receivables Corporation 65-1184628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California                    90502
(Address of principal executive offices)                      (Zip Code)

(Registrant’s telephone number, including area code) (310) 719-8369

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer: ☐                                 Accelerated Filer: ☐                             Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15(b).

PART I

Item 1.       BUSINESS.

This Annual Report on Form 10-K is being filed by Nissan Wholesale Receivables Corporation II (“NWRC II”), a Delaware corporation, and Nissan Master Owner Trust Receivables (the “Trust”), a Delaware statutory trust formed pursuant to a trust agreement, dated as of May 13, 2003, between NWRC II, as Transferor (the “Transferor”), and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). Reference is further made to the Amended and Restated Indenture, dated as of July 20, 2005, among the Trust, as issuer, and JP Morgan Chase, as indenture trustee (the “Indenture Trustee,” together with the Owner Trustee, the “Trustees”), providing for the issuance by the Trust of notes entitled “Nissan Master Owner Trust Receivables, Series 2005-A” (the “Notes”), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the “No-Action Letter”), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

Item 2.       PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period ending March 31, 2006 (Dollars in thousands). The aggregate information has been reported on an accrual basis. Therefore, cash activity for the month of March 2006, which was subsequently settled on April 17, 2006, is included.

Interest Paid	$25,018
Servicing Fees Paid to Servicer (Nissan Motor Acceptance Corporation)	$6,336
Total Principal Collections	$10,677,604
Total Principal Defaulted Amount	$0.00
Average Receivable Balance	$2,449,076
Three-month Rolling Average Payment Rate as of March 31, 2006 (%)	45.77%
Average Monthly Payment Rate for FY05 (%)	48.73%

Item 3.       LEGAL PROCEEDINGS.

Nothing to report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	There is no established public trading market for the common equity of the Trust.

(b)     On March 31, 2006, there was one holder of record of the common equity issued by the Trust.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

PART III

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	Nissan Wholesale Receivables Corporation II	Directly owns 100% of the Certificates of the Trust	100%

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	List of documents filed as part of the Annual Report:

The exhibits listed on the accompanying Exhibit Index on page 6 are filed as part of this report.

(b) Reports on Form 8-K:

NWRC II and the Trust filed certain transaction documents in connection with the close of the transaction to issue the Notes on July 14, 2005 and July 22, 2005 in Current Reports on Form 8-K. In addition, NWRC II and the Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on November 29, 2005 for the months ended July 31, 2005, August 31, 2005, September 30, 2005, October 31, 2005, on December 29, 2005 for the month ended November 30, 2005, on January 30, 2006 for the month ended December 31, 2005, on February 27, 2006 for the month ended January 31, 2006, on March 29, 2006 for the month ended February 28, 2006, and on April 28, 2006 for the month ended March 31, 2006, and included in each such Form 8-K report, as Exhibit 20.1, were (1) the monthly servicing report for each respective month end; and (2) the monthly servicing certificate, as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2006

                                NISSAN MASTER OWNER TRUST RECEIVABLES

                                By:  Nissan Wholesale Receivables Corporation II,
                                                    as originator of
                                                                  Nissan Master Owner Trust Receivables

                                By: /s/ Kazuhiko Kazama______________
                              Kazuhiko Kazama
                              Treasurer

                            NISSAN WHOLESALE RECEIVABLES CORPORATION II

                              By: /s/ Kazuhiko Kazama____________________
                                                              Kazuhiko Kazama
                             Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Relevant Rules and Regulations of the Securities and Exchange Commission	7
99.1	Report of Independent Registered Public Accounting Firm and Management’s Assertion on Compliance with Nissan Motor Acceptance Corporation’s Established Minimum Servicing Standards for Dealer Floorplan Loans	8
99.2	Officer's Certificate of the Servicer Regarding Compliance, dated as of March 31, 2006	12