Form 10-K
period 2008-03-31
NISSAN WHOLESALE RECEIVABLES CORP II; NISSAN MASTER OWNER TRUST RECEIVABLES
filed 2008-07-01
CIK 1236416, 1236424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-105666-01
(Commission file number of Issuing Entity)

NISSAN MASTER OWNER TRUST RECEIVABLES
(Exact name of issuing entity specified in its charter)

333-105666
(Commission file number of Depositor)

NISSAN WHOLESALE RECEIVABLE CORPORATION II
(Exact name of depositor as specified in its charter)

DELAWARE	Nissan Master Owner Trust Receivables 51-6538952 Nissan Wholesale Receivables Corporation 65-1184628
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

333 Commerce Street, Nashville, Tennessee                                                                                                                              37201
(Address of principal executive offices)                                                                                                                         (Zip Code)

Registrant’s telephone number, including area code                                                                                                                     (615) 725-1122

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

28733411.3

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer:                                                                                   Accelerated Filer:

Non-Accelerated Filer:                                                                                   Smaller reporting company:
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).  None

28733411.3

PART I

Item 1.	Business.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year covered by this annual report to a vote of holders of the Nissan Master Owner Trust Receivables, Series 2007-A Notes (the “Notes”).

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Items 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not applicable.

Items 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Wholesale Receivables Corporation II (the “Depositor”), The Bank of New York Mellon, as successor-in-interest to the corporate trust business of JPMorgan Chase Bank, National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Master Owner Trust Receivables (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the Notes.

PART II

28733411.3

Item 5.                      Market for Registrant's Common Equity and Related Stockholder Matters.

(a)	Not applicable.

(b)	Not applicable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Nothing to report.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A.(T)	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

No other information.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item not applicable due to no directors or executive officers.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

28733411.3

Item 13.                      Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

The Sponsor originates all of the pool assets (in such capacity, the “Originator”) owned by the Issuing Entity and services the pool assets.  The Depositor is a wholly-owned subsidiary of NMAC (including in its role as originator, servicer and sponsor).  The Depositor is the sole holder of the residual interest in the Issuing Entity, which represents the sole ownership and beneficial interest in the Issuing Entity.  Accordingly, the Sponsor, the Depositor and the Issuing Entity are affiliates of each other.

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and servicer), the Depositor or the Issuing Entity.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

(a)	The following documents are filed as part of this report.

Exhibit No.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Assertion of Compliance with Applicable Servicing Criteria (The Bank of New York Mellon)
34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP)

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria, except for certain instances of technical non-compliance described below:

On numerous days each month, the Servicer did not remit to the applicable collection account a sufficient amount to cover all payments received in respect of the related pool assets.  On such days, however, it did timely deposit an estimated (but insufficient) amount, determined in good faith, and remitted the difference no later than the

28733411.3

next record date. The Servicer believes that no material impact to the securityholders resulted from these errors and has implemented system changes that will enable it to achieve full compliance with this requirement going forward.

Item 1123 of Regulation AB, Servicer Compliance Statement

(a)	The following documents are filed as part of this report.

Exhibit No.

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

28733411.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISSAN MASTER OWNER TRUST RECEIVABLES

By:                 Nissan Motor Acceptance Corporation,
as servicer

By: /s/ Steven R. Lambert
Steven R. Lambert
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date:                      June 26, 2008

28733411.3

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Restated Certificate of Incorporation of NWRC II
3.2	Bylaws of NWRC II
4.1
Series 2007-A Indenture Supplement, dated as of May 30, 2007, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 4, 2007, File No. 333-105666-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)
33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Assertion of Compliance With Applicable Servicing Criteria (The Bank of New York Mellon)
34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP)
35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation
99.1	Annual Servicer’s Certificate Provided by Nissan Motor Acceptance Corporation to Holders of Notes

28733411.3